Form 10QSB
period 2001-03-31
BIG SKY INDUSTRIES VIII INC
filed 2003-05-23
CIK 1121831

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
                               FORM 10-QSB
(Mark One)

[ X ] QUARTERY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001
                                                 --------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

               For the transition period from _________to_________

                       Commission file number 0-32075

                         Big Sky Industries VIII, Inc
     ---------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

           Florida                                 59-3647274
---------------------------------     ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

               211 Shellpoint West, Maitland, Florida 32751
    -------------------------------------------------------------------
                  (Address of principal executive offices)

                              (407)-628-7033
                      ------------------------------
                       (Issuer's telephone number)

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                        THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange ACT after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 31, 2001, 1,050,000 shares of the registrant's common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           BIG SKY INDUSTRIES VIII, INC.
                         (A Development Stage Company)

                                  FORM 10-QSB
                                 March 31, 2001


INDEX                                                             Page Number

                        PART 1- FINANCIAL INFORMATION

Item 1 - Financial Statements

         Balance Sheets as of March 31, 2001 (unaudited) and as of
         September 30, 2000                                            2

         Statement of Loss and Accumulated Deficit During The
         Development Stage for the three and six months ended
         March 31, 2001 and 2000 (unaudited)                           3

         Statement of Cash Flows During The Development Stage for
         the six months ended March 31, 2001 and 2000 (unaudited)      4

         Notes to Financial Statements (unaudited)                     5

Item 2 - Management's Discussion and Analysis or Plan of Operation     5

                      PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                             7

Item 2 - Changes in Securities                                         7

Item 3 - Defaults upon Senior Securities                               7

Item 4 - Submission of Matters to a Vote of Security Holders           7

Item 5 - Other Information                                             7

Item 6 - Exhibits and Reports on Form 8-K                              7

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                           BIG SKY INDUSTRIES VIII, INC.

                        (A Development Stage Company)

                                BALANCE SHEETS


                                                                 March 31,       September 30,
                                                                   2001              2000
                                                                -----------      -------------
                                                                (unaudited)

ASSETS

    Cash                                                        $       249      $       955
                                                                -----------      -----------
TOTAL ASSETS                                                    $       249      $       955
                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

    LIABILITIES

    Accrued expenses                                            $     3,051      $     2,967
                                                                -----------      -----------
TOTAL LIABILITIES                                                     3,051            2,967
                                                                -----------      -----------

STOCKHOLDERS' DEFICIT

    Preferred stock, no par value; 5,000,000 shares
      authorized, none outstanding
    Common stock, $.001 par value, 50,000,000 shares
      authorized 1,050,000 shares issued and outstanding              1,050            1,050
    Additional paid-in capital                                          165              165
    Deficit accumulated during the development stage                 (4,017)          (3,227)
                                                                -----------      -----------

TOTAL STOCKHOLDERS' DEFICIT                                          (2,802)          (2,012)
                                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       249      $       955
                                                                ===========      ===========


The accompanying notes are an integral part of these financial statements.

                          BIG SKY INDUSTRIES VIII, INC.


                        (A Development Stage Company)

   STATEMENT OF LOSS AND ACCUMULATED DEFFICIT DURING THE DEVELOPMENT STAGE


                               (Unaudited)



                                            Three Months Ended               Six Months Ended
                                                March 31,                         March 31,
                                       --------------------------        --------------------------
                                                       Inception:                        Inception:     Cumulative
                                                       1/31/2000                         1/31/2000        During
                                                          To                               To           Development
                                          2001         3/31/2000         2001            3/31/2000         Stage
                                       ---------       ---------         ----            ---------      -----------


Revenues                               $    -          $     -           $    -          $    -         $    -

General and administrative expenses          395              65               790              65          4,017
                                       ---------       ---------         ---------       ---------      ---------
Operating loss                              (395)            (65)             (790)            (65)        (4,017)

Provision for income taxes                  -               -                -                 -              -
                                       ---------       ---------         ---------       ---------      ---------

Net loss                               $    (395)      $     (65)        $    (790)      $     (65)     $  (4,017)
                                       =========       =========         =========       =========      =========

Basic and diluted loss per share       $  (0.000)      $  (0.000)        $  (0.001)      $  (0.000)     $  (0.004)
                                       =========       =========         =========       =========      =========

Weighted average number of common
    shares outstanding
    (basic and diluted)                1,050,000       1,050,000         1,050,000       1,050,000      1,050,000
                                       =========       =========         =========       =========      =========



The accompanying notes are an integral part of these financial statements.

                          BIG SKY INDUSTRIES VIII, INC.

                         (A Development Stage Company)

             STATEMENT OF CASH FLOWS DURING THE DEVELOPMENT STAGE

                                 (Unaudited)

                                                                   Inception:
                                                                   January 31,
                                                    Six Months       2000          Cumulative
                                                      Ended           To             During
                                                     March 31,      March 31,      Development
                                                      2001           2000             Stage
                                                    ---------      ---------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                        $   (790)      $   (65)        $   (4,017)

    Adjustments to reconcile net loss to net cash used by operating activities:

    Common stock exchanged for services                  -              50                 50
    Increase in accrued liabilities                       84             0              3,051
                                                    --------       -------         ----------
NET CASH USED BY OPERATING ACTIVITIES               $   (706)      $   (15)        $     (916)
                                                    --------       -------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Sale of common stock                                 -             -                1,000
    Contribution of capital by shareholders              -              15                165
                                                    --------       -------         ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                -              15              1,165
                                                    --------       -------         ----------
NET INCREASE (DECREASE) IN CASH                         (706)          -                  249
                                                    --------       -------         ----------
CASH AND EQUIVALENTS - BEGINNING OF PERIOD               955           -                  -
                                                    --------       -------         ----------
CASH AND EQUIVALENTS - END OF PERIOD                $    249       $   -           $      249
                                                    ========       =======         ==========
SUPPLEMENTAL DISCLOSURES:

    Cash paid during the period for interest        $    -         $   -           $      -
                                                    ========       =======         ==========
    Cash paid during the period for income taxes    $    -         $   -           $      -
                                                    ========       =======         ==========




The accompanying notes are an integral part of these fincancial statements.

                           BIG SKY INDUSTRIES VIII, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

1.  Nature of Business and Basis of Presentation

    Basis of Presentation

    Unaudited interim financial statements In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Operating results for the interim periods are not necessarily indicative of results for the year ended September 30, 2001.

    Organization

    Big Sky Industries VIII, Inc. was incorporated in Florida on January 31, 2000. The company was organized as a "shell" company and conducts virtually no business operation, other than investigating opportunities to associate with a suitable business partner and identifying merger partners or acquisition candidates. The Company is a development stage enterprise, as defined by Financial Accounting Standards, ("FAS") No 7, "Accounting and Reporting by Development Stage Enterprises."


Item 2. Management's Plan of Operation.

    Overview

    The following discussion "Management's Plan of Operation" contains forward-looking statements. The words "anticipate," "believe" "expect," "plan," "intend," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties.
Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected, or otherwise indicated. The following is qualified by reference to, and should be read in conjunction with the Company's financial statements, and notes thereto, included elsewhere in this Form 10-QSB, as well as the discussion hereunder "Management's Plan of Operation."

    Plan of Operation

    Big Sky Industries VIII, Inc. is presently a development stage company that conducts virtually no business operations, other than investigating opportunities to effect a merger, exchange of capital stock, asset acquisition, or other similar business combination (a "Business Combination") with an operating or development stage business ("Target Business"), which desires to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934. To date, we have not engaged in any operations, nor have we generated any revenue.

    We believe that we will have sufficient funds to support our planned operations for the next twelve months. If it becomes necessary for us to raise additional funds to support normal operations during the next twelve months, our principal shareholder and founder, will advance funds as needed. If we need to raise funds beyond funds needed for normal operations, we may choose to sell additional common stock, especially if we enter into an agreement to effectuate a Business Combination with a Target Business.

    Since inception, we have received a cash infusion of $1,165. With the exception of certain other professional fees and costs related to a Business Combination, we expect that we will incur minimal operating costs and, as indicated above, meet our cash requirements during the next twelve months. It is likely, however, that a Business Combination might not occur during the next twelve months. In the event we deplete our present cash reserves prior to completing a Business Combination transaction with a Target Business, we may cease operations and a Business Combination may not occur.

    To date, we have not yet identified a Business Combination opportunity; therefore, we are unable to predict our cash requirements subsequent to a Business Combination with an unidentified Target Business. As indicated above, we may be required to raise capital through the sale of or issuance of additional securities, in order to ensure that we can meet our operating costs for the remainder of our fiscal year, if we complete a Business Combination transaction with a Target Business. In the event that we elect to raise additional capital by selling common stock, prior to, or in connection with, completing a Business Combination transaction, we expect to do so through the private placement of restricted securities.

    There are no agreements or understandings of any kind with respect to any loans from officers or directors of the Company on behalf of the Company, other than that describe above.

    Since our cash reserves are minimal, we have not compensated our officers or directors; in the near term, we may compensate them for their services by issuing them stock in lieu of cash. Presently, there are no arrangements or anticipated arrangements to pay any type of additional compensation to any officer or director. Regardless, of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by the issuance of stock in lieu of cash.

                          PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     None

Item 3 - Defaults upon Senior Securities

     None

Item 4 - Submissions of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits.

         3.1   Registrant's Articles of Incorporation (1)

         3.2   Registrant's Bylaws (1)

         (b)   Reports on form 8-k

               No reports on Form 8-K were filed during the quarter ending March 31, 2001.

----------------------------------------------


(1) Incorporated by reference to Registrant's Form 10-SB filed December 7, 2000.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003                  Big Sky Industries VIII, Inc.


                                    /s/ Ramon Chimelis
                                    --------------------------
                                    Ramon Chimelis
                                    President