Form 10QSB
period 2002-03-31
BIG SKY INDUSTRIES VIII INC
filed 2003-05-29
CIK 1121831

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended March 31, 2002

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

              For the transition period from _________to_________

                     Commission file number 0-32075


                   Big Sky Industries VIII, Inc
---------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


                Florida                           59-3647274
----------------------------------    ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


            211 Shellpoint West, Maitland, Florida 32751
       -----------------------------------------------------
             (Address of principal executive offices)

                         (407)-628-7033
              -----------------------------------
                  (Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                    THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange ACT after the distribution of securities under a plan confirmed by a court.
                 Yes [   ]                       No [   ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 20, 2003, 1,050,000 shares of the registrant's common stock, $.001 par value, issued and outstanding.


 Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                           BIG SKY INDUSTRIES VIII, INC.
                          (A Development Stage Company)

                                 FORM 10-QSB
                                March 31, 2002


INDEX                                                            Page Number


                         PART 1- FINANCIAL INFORMATION

Item 1 - Financial Statements

         Balance Sheets as of March 31, 2002 (unaudited) and as
         of September 30, 2001                                            2

         Statements of Loss and Accumulated Deficit During The
         Development Stage for the three and six months ended
         March 31, 2002 and 2001 (unaudited)                              3

         Statements of Cash Flows During The Development Stage
         for the six months ended March 31, 2002 and 2001 (unaudited)     4

         Notes to Financial Statements (unaudited)                        5

Item 2 - Management's Discussion and Analysis or Plan of Operation        5

                  PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                7

Item 2 - Changes in Securities                                            7

Item 3 - Defaults upon Senior Securities                                  7

Item 4 - Submission of Matters to a Vote of Security Holders              7

Item 5 - Other Information                                                7

Item 6 -   Exhibits and Reports on Form 8-K                               7

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                        BIG SKY INDUSTRIES VIII, INC.
                       (A Development Stage Company)


                             BALANCE SHEETS

                                                                   March       September 30,
                                                                   2002           2001
                                                                (unaudited)
                                                                -----------    -------------

ASSETS

  Cash                                                          $        68    $       158
                                                                -----------    -----------

TOTAL ASSETS                                                    $        68    $       158
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

  LIABILITIES

  Accrued expenses                                              $     5,260    $     5,000
                                                                -----------    -----------

TOTAL LIABILITIES                                                     5,260          5,000
                                                                -----------    -----------

STOCKHOLDERS' DEFICIT

  Preferred stock, no par value; 5,000,000 shares authorized, none outstanding
  Common stock, $.001 par value, 50,000,000 shares authorized
    1,050,000 shares issued and outstanding                           1,050          1,050
  Additional paid-in capital                                            165            165
    Deficit accumulated during the development stage                 (6,407)        (6,057)
                                                                -----------    -----------

TOTAL STOCKHOLDERS' DEFICIT                                          (5,192)        (4,842)
                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $        68    $       158
                                                                ===========    ===========



The accompanying notes are an integral part of these financial statements.

                        BIG SKY INDUSTRIES VIII, INC.
                      (A Development Stage Company)
   STATEMENT OF LOSS AND ACCUMULATED DEFFICIT DURING THE DEVELOPMENT STAGE
                              (Unaudited)


                                             Three Months Ended         Six Months Ended       Cumulative
                                                 March 31,                  March 31,             During
                                             -------------------       -------------------     Development
                                              2002         2001         2002         2001          Stage
                                            ----------   ----------   ----------  ----------    -----------

Revenues                                    $        -   $        -   $       -   $        -    $         -

General and administrative expenses                175          395         350          790          6,407
                                            ----------   ----------   ---------   ----------    -----------
Operating loss                                    (175)        (395)       (350)        (790)        (6,407)

Provision for income taxes                           -            -           -            -              -
                                            ----------   ----------   ---------   ----------    -----------

Net loss                                    $     (175)  $     (395)  $    (350)  $     (790)   $    (6,407)
                                            ==========   ==========   =========   ==========    ===========

Basic and diluted loss per share            $   (0.000)  $   (0.000)  $  (0.000)  $   (0.001)   $    (0.006)
                                            ==========   ==========   =========   ==========    ===========

Weighted average number of common
	shares outstanding
              (basic and diluted)            1,050,000    1,050,000   1,050,000    1,050,000      1,050,000
                                            ==========   ==========   =========   ==========    ===========




The accompanying notes are an integral part of these financial statements.

                           BIG SKY INDUSTRIES VIII, INC.
                         (A Development Stage Company)
             STATEMENT OF CASH FLOWS DURING THE DEVELOPMENT STAGE
                              (Unaudited)

                                                           Six Months Ended            Cumulative
                                                              March 31,                  During
                                                        -----------------------        Development
                                                         2002           2001              Stage
                                                      ----------      ----------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                            $     (175)     $     (790)     $      (6,407)

  Adjustments to reconcile net loss to net cash used by operating activities:

  Common stock exchanged for services                          -               0                 50
  Increase in accrued liabilities                            130              84              5,260
                                                      ----------      ----------      -------------
NET CASH USED BY OPERATING ACTIVITIES                 $      (45)     $     (706)     $      (1,097)
                                                      ----------      ----------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Sale of common stock                                         -               -              1,000
  Contribution of capital by shareholders                      -               -                165
                                                      ----------      ----------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      -               -              1,165
                                                      ----------      ----------      -------------

NET INCREASE (DECREASE) IN CASH                              (45)            (706)               68

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                   113              955                 -
                                                      ----------      ----------      -------------

CASH AND EQUIVALENTS - END OF PERIOD                  $       68      $       249     $          68
                                                      ==========      ===========     =============
SUPPLEMENTAL DISCLOSURES:

  Cash paid during the period for interest            $        -      $         -     $           -
                                                      ==========      ===========     =============

  Cash paid during the period for income taxes        $        -      $         -     $           -
                                                      ==========      ===========     =============





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

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

     (a)   Exhibits.

           None

     (b)   Reports on form 8-k

           No reports on Form 8-K were filed during the quarter ending March 31, 2002.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 20, 2003                  Big Sky Industries VIII, Inc.


                                    /s/ Ramon Chimelis
                                    ------------------------
                                    Ramon Chimelis
                                    President