Form 10KSB
period 2002-09-30
BIG SKY INDUSTRIES VIII INC
filed 2003-06-04
CIK 1121831

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                            FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 2002

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

            For the transition period from__________to__________

                     Commission file number 0-32075

                         Big Sky Industries VIII, Inc
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

               Florida                           59-3647274
   -------------------------------      ------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

211 Shellpoint West, Maitland, Florida                        32751
----------------------------------------                  -------------
(Address of principal executive offices)                   (Zip Code)

   Issuer's telephone number, including area code:   (407)-628-7033
                                                    -----------------

Securities registered under Section 12 (b) of the Exchange Act:

 Title of each class                 Name of exchange on which registered
----------------------              --------------------------------------
    None                                           None

Securities registered under Section 12(g) of the Exchange Act:

      Common Stock, $0.001 Par Value
 ------------------------------------------

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

  State issuer's revenues for the most recent fiscal year........$0.00

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

  As of May 20, 2003, there were 1,050,000 shares of common stock, $0.001 par value, issued and outstanding.

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  State the number of shares outstanding of each issuers's classes of common equity, as of the latest practicable date.

  As of May 20, 2003 there were 1,050,000 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1.    DESCRIPTION OF BUSINESS

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

Our Present Business

   We make reference to our entire Form 10-SB registration statement, as amended, filed with the U.S. Securities and Exchange Commission on December 7, 2000, which contains information and more comprehensive discussion of our business and our industry, information and discussion not required to included in this report on Form 10-KSB.

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

  We intend to seek potential business opportunities and complete a Business Combination transaction with a Target Business that has significant growth potential, which, in the opinion of management, could provide a profit for our Company and our shareholders. We intend to seek opportunities, which demonstrate the potential for long-term growth, as opposed to short-term earnings. Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we reserve the right to acquire a Target Business located primarily elsewhere. We may, under certain circumstances, seek to effect Business Combinations with more than one Target Business; however, due to our limited resources, we will, in all likelihood, only have the ability to effect a single Business Combination. We may effect a Business Combination with a Target Business that may be financially unstable, or in its early stages of development or growth. We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our present management may become involved in the management of the Target Business and/ or it may hire qualified but as of yet unidentified individuals to manage such Target Business. Presently, we have no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

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

ITEM 3.    LEGAL PROCEEDINGS.

  As of May 20, 2003, we are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year.

                               PART  II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

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

Holders

  As of May 20, 2003, two holders of record held our Common Stock.

Dividends

  Since inception, the Company has not declared or paid cash dividends. No restrictions limit our ability to pay dividends on our Common Stock. We do expect to pay any dividends in the near future.

Recent Sales of Unregistered Securities

  As of May 20, 2003, we have issued an aggregate of 1,050,000 shares of Common Stock as follows:

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

Plan of Operation

  Big Sky Industries VIII, Inc. is presently a development stage company that conducts virtually no business operations, other than investigating opportunities to effect a merger, exchange of capital stock, asset acquisition, or other similar business combination (a "Business Combination") with an operating or development stage business ("Target Business"), which desires to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934. To date, we have not engaged in any operations, nor have we generated any revenue; it has not received cash flow from business operations. The Company will carry out its plan of business as discussed above. See "Description of Business."

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

ITEM 7.    FINANCIAL STATEMENTS

  The Financial Statements of the Company and the accompanying notes thereto and the independent's auditor's reports are included as part of this Form 10-KSB and immediately follow the signature page of this Form 10-KSB, beginning with page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                            PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


  Name                     Age            Position
  --------              ----------      ------------------
  Ramon Chimelis           36           Director, President,
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



                                                               Percent of Time
Name, Filing Type                Amount and Percentage of     Intended to Devote To the
                                 of Beneficial Ownership       Affairs of the Company
---------------------------     --------------------------   --------------------------

Big Sky Industries, I, Inc.
Form 10-SB/12G
SEC File No. 0-32067            1,000,000 Shares (95.23%)               5%

Big Sky Industries, II, Inc.
Form 10-SB/12G
SEC File No. 0-32069            1,000,000 Shares (95.23%)               5%

Big Sky Industries, III, Inc.
Form 10-SB/12G
SEC File No. 0-32071            1,000,000 Shares (95.23%)               5%

Big Sky Industries, IV, Inc.
Form 10-SB/12G
SEC File No. 0-32073            1,000,000 Shares (95.23%)               5%

Big Sky Industries, V, Inc.
Form 10-SB/12G
SEC File No. 0-32097            1,000,000 Shares (95.23%)               5%

Big Sky Industries, VI, Inc.
Form 10-SB/12G
SEC File No. 0-32077            1,000,000 Shares (95.23%)               5%

Big Sky Industries, VII, Inc.
Form 10-SB/12G
SEC File No. 0-32079            1,000,000 Shares (95.23%)               5%

Big Sky Industries, VIII, Inc.
Form 10-SB/12G
SEC File No. 0-32075            1,000,000 Shares (95.23%)               5%

Big Sky Industries, IX, Inc.
Form 10-SB/12G
SEC File No. 0-32083            1,000,000 Shares (95.23%)               5%

Big Sky Industries, X, Inc.
Form 10-SB/12G
SEC File No. 0-32081            1,000,000 Shares (95.23%)               5%

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

ITEM 10.EXECUTIVE COMPENSATION

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

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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


     ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Although our management has no current plans to cause the Company to do so, our affiliates, officers and directors (at September 30, 2002, our Company had one officer, one director, and two shareholders) may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management or affiliates. Thus, it is likely that none of our other shareholders will be
afforded the right to    sell pursuant to the same terms that such selling
officers, directors, or affiliates will be provided. Also, such shareholders will not be afforded an opportunity to approve or consent to such management or affiliate's stock purchase. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than the originally paid by such stockholders. Any payment to current stockholders in context of an acquisition involving our Company would be determined entirely by the
largely unforeseen terms   of a future agreement with an unidentified
business entity.

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

  Section 607.0902 of the Florida Business Corporation Act denies corporate control to an acquirer of control shares by extinguishing the voting rights of shares of an "issuing public corporation," as defined therein, acquired in a "control share acquisition,"as defined therein. Voting rights may be
reinstated to the extent provided in a   shareholders' resolution approved
by (1) each class or series entitled to vote separately on the proposal by a majority of all votes entitled to be cast by such class or series and (2) each class or series entitled to vote separately on the proposal by a majority of all votes entitled to be cast by such class or series, excluding all "interested shares" ( generally speaking, those shares that may be voted
by or at the direction of a person who made a control-share   acquisition
or an officer or employee/director of the subject "issuing public corporation"). The acquisition of shares is not directly affected, only the voting rights attendant to control shares. Other shares of the same corporation are owned r acquired by the same person are not affected.

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

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K

        (a)Exhibits

           Exhibit No.              Description of Exhibit
           -----------              ----------------------

             99.1 Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

        (B)Reports on Form 8-K

           We filed no reports on Form 8-K during the last quarter of the fiscal year ending September 30, 2002

ITEM 14.CONTROLS AND PROCEDURES

  Within 90 days prior to the date of this Annual Report, I evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures and its internal controls and procedures for financial reporting. This evaluation was made in my capacity as president, treasurer, and secretary of the corporation.

  Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with the objective of ensuring that the information is accumulated and communicated to management (currently, Ramon Chimelis is the only corporate officer and only member of management) to allow timely decisions regarding required disclosure. Internal controls are procedures that are designed with the objective of providing reasonable assurance that
(1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

  Management does expect that its disclosure controls or its internal controls will prevent all error and fraud. A control system, no matter how well operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the
benefits of controls must be   considered relative to their costs.  Because
of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

  My evaluation, as president, treasurer, and secretary, of the Company's disclosure controls and internal controls included a review of the controls' objectives and design, the controls implementation and the effect of the controls on the information generated for use in this annual report. In the course of my evaluation, I sought to identify data errors, controls'
problems or acts of fraud and to   confirm that appropriate corrective
action, including process improvements, were being undertaken.  This type
of evaluation will be   done on a quarterly basis, so that the conclusions
concerning controls' effectiveness can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. Our internal controls are also evaluated by our independent auditors in connection with their audit and review activities. The overall goals of these evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as dynamic
systems that change (including       improvements and corrections) as
conditions warrant.

  Among other matters, I sought, in my evaluation, to determine whether there were any "significant deficiencies" or "material weaknesses" in our internal controls. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize, and report financial data in the financial statements.

  A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within timely period by employees in the normal course of performing their assigned functions.

  In accord with SEC requirements, I note that, as president, treasurer, and secretary, since the date of the evaluation to the date of this annual report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and
material weaknesses.  However,   management of the company is still adapting
to being a public company, and that our internal controls may be improved. As president, I am reviewing possible improvement.

  Based on my evaluation, I have concluded that the Company's disclosure controls are generally effective to ensure that material information relating to Big Sky Industries VIII, Inc. is made known to management, particularly during the period when our periodic reports are being prepared, and that our internal controls are generally effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. I am, in my capacity as president, treasurer, and secretary, reviewing ways to improve both our disclosure controls and internal controls.

                              SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BIG SKY INDUSTRIES VIII, INC.
Date:May 20, 2003                    By: /s/ Ramon Chimelis
                                     -------------------------------
                                     Ramon Chimelis
                                     President


  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


Date:May 20, 2003                    By:/s/ Ramon Chimelis
                                     -------------------------------
                                     Ramon Chimelis
                                     President

                         BIG SKY INDUSTRIES VIII, INC.
                            FINANCIAL STATEMENTS
               FOR YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                              TABLE OF CONTENTS

Independent Auditor's Report                                            F-2

Balance Sheets as of September 30, 2002 and September 30, 2001          F-3

Statements of Loss and Accumulated Deficit During Development Stage
  for the years ended September 30, 2002 and 2001 and Cumulative
      During the Development Stage                                      F-4

Statements of Stockholders' Deficit for the years ended
      September 30, 2002 and 2001                                       F-5

Statements of Cash Flows During The Development Stage
  for the years ended September 30, 2002 and 2001 and
      Cumulative During The Development Stage                           F-6

Notes to Financial Statements                                      F-7 to F11

Independent Auditor's Report
Board of Directors and Stockholders
Big Sky Industries VIII, Inc. (A Development Stage Company)
Maitland, Florida

We have audited the accompanying balance sheets of Big Sky Industries I, Inc. (A development Stage Company) as of September 30, 2002 and 2001, and related statements of loss and accumulated deficit during the development stage, statements of stockholders' deficit, and cash flows during the development stage for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Sky Industries, I, Inc. (A development Stage Company) at September 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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

                     /s/ Ohab and Company, P.A.

Maitland, Florida
May 20, 2003

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                        BIG SKY INDUSTRIES VIII, INC.
                      (A Development Stage Company)
                            BALANCE SHEETS
                     AT SEPTEMBER 30, 2002 AND 2001



                                                                 2002           2000
                                                               ---------      ---------

ASSETS
  Cash                                                          $    -         $  158
                                                               ---------      ---------
TOTAL ASSETS                                                    $    -         $  158
                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

  LIABILITIES

  Cash in bank deficit                                          $     22       $    -

  Accrued expenses                                                 5,520        5,000
                                                               ---------      ---------

TOTAL LIABILITIES                                                  5,542        5,000
                                                               ---------      ---------

STOCKHOLDERS' DEFICIT

  Preferred stock, no par value; 5,000,000 shares authorized, none outstanding
  Common stock, $.001 par value, 50,000,000 shares authorized
     1,050,000 shares issued and outstanding                       1,050        1,050
  Additional paid-in capital                                         165          165
  Deficit accumulated during the development stage                (6,757)      (6,057)
                                                               ---------      ---------

TOTAL STOCKHOLDERS' DEFICIT                                       (5,542)      (4,842)
                                                               ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $      -       $  158
                                                               =========      =========






The accompanying notes are an integral part of these financial statements.

                         BIG SKY INDUSTRIES VIII, INC.
                        (A Development Stage Company)
     STATEMENT OF LOSS AND ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE
              FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                         Cumulative
                                                          During
                                                        Development
                                                           Stage         2002           2001
                                                        -----------   -----------    -----------

EXPENSES

General and administrative expenses                     $     6,757   $       700    $     2,830
                                                        -----------   -----------    -----------

NET LOSS BEFORE INCOME TAXES                                 (6,757)         (700)        (2,830)

INCOME TAXES                                                      -             -              -
                                                        -----------   -----------    -----------

NET LOSS                                                $    (6,757)  $      (700)   $    (2,830)
                                                        ===========   ===========    ===========

Basic and diluted loss per share                                      $    (0.001)   $    (0.003)
                                                                      ===========    ===========

Weighted average number of common shares outstanding                    1,050,000      1,050,000
                                                                      ===========    ===========



The accompanying notes are an integral part of these financial statements.

                          BIG SKY INDUSTRIES VIII, INC.
                        (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIT
             FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
   AND FOR THE PERIOD JANUARY 31, 2000 (INCEPTION) TO SEPTEMBER 30, 2000


                                                                                        Deficit
                                                                                       Accumulated
                                                                         Additional     During the
                                                  Common Stock            Paid-in      Development      Stockholders
Description                                  Shares         Amount        Capital          Stage           Deficit
------------------------                 ------------   -------------    -----------   -------------    ------------

Issuance of common stock                    1,000,000     $     1,000     $       -     $         -      $    1,000

Common stock exchanged for services            50,000              50                                            50

Capital contributed by stockholders                                             165                             165

Net loss for the initial period
 ended September 30, 2000                                                                    (3,227)         (3,227)
                                            ---------     -----------     ---------     -----------      ----------

Balance, September 30, 2000                 1,050,000     $     1,050     $     165     $    (3,227)     $   (2,012)

Net loss for the fiscal year
 ended September 31, 2001                                                                    (2,830)         (2,830)
                                            ---------     -----------     ---------     -----------      ----------

Balance at September 30, 2001               1,050,000     $     1,050     $     165     $    (6,057)     $   (4,842)

Net loss for the fiscal year
 ended September 31, 2002                                                                      (700)           (700)
                                            ---------     -----------     ---------     -----------      ----------

Balance at September 30, 2002               1,050,000     $     1,050     $     165     $    (6,757)     $   (5,542)
                                            =========     ===========     =========     ===========      ==========



The accompanying notes are an integral part of these financial statements.

                          BIG SKY INDUSTRIES VIII, INC.
                         (A Development Stage Company)
            STATEMENT OF CASH FLOWS DURING THE DEVELOPMENT STAGE
               FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


							Cumulative
                                                          During
							Development
                                                          Stage            2002        2001
                                                        ------------    ----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                              $   (6,757)     $   (700)    $ (2,830)

  Adjustments to reconcile net loss to net cash used by operating activities:

  Common stock exchanged for services                           50             -            -

  Increase in cash in bank deficit                              22            22

  Increase in accrued liabilities                            5,520           520        2,033
                                                        ----------      --------     --------
NET CASH USED BY OPERATING ACTIVITIES                   $   (1,165)     $   (158)    $   (797)
                                                        ----------      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Sale of common stock                                     1,000             -            -
    Contribution of capital by shareholders                    165             -            -
                                                        ----------      --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,165             -            -
                                                        ----------      --------     --------
NET INCREASE (DECREASE) IN CASH                                  -          (158)        (797)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD                       -           158          955
                                                        ----------      --------     --------
CASH AND EQUIVALENTS - END OF PERIOD                    $        -      $      -     $    158
                                                        ==========      ========     ========
SUPPLEMENTAL DISCLOSURES:
        Cash paid during the period for interest        $        -      $       -    $      -
                                                        ==========      ========     ========
        Cash paid during the period for income taxes    $        -      $       -    $      -
                                                        ==========      ========     ========



The accompanying notes are an integral part of these financial statements.

                        BIG SKY INDUSTRIES VIII, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

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

         In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" was issued, which establishes standards for reporting the obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. The Company will adopt SFAS 143 no later than its fiscal year commencing October 1, 2002. The Company has not determined the effect, if any, SFAS 143 will have on its financial statements.

NOTE 1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

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

         In April of 2002, Statement of Financial Accounting Standards No. 145 was issued, which rescinded SFAS Statements No. 4, 44, and 64, amended No. 13 and contained technical corrections. As a result of SFAS 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent, and not part of an entity's recurring operations. The Company will adopt SFAS 145 on October 1, 2002.

         In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not determined what impact, if any, will occur once SFAS 146 is adopted on January 1, 2003.

         In November 2002, the FASB issued Interpretation No. 45 ("Fin 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Fin 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

NOTE 2.  LOSS PER COMMON SHARE

         Net loss per common share outstanding for the year ended September 30, 2002 and 2001, as shown on the Statement of Loss and Accumulated Deficit During The Development Stage, is based on the number of common shares outstanding at the balance sheet date. Weighted average shares outstanding was not computed since it would not be meaningful in the circumstances, as all shares issued during the period from incorporation through September 30, 2002 were for initial capital and were issued to just two individuals. Therefore, the total shares outstanding at the end of the period was deemed to be the most relevant number of shares to use for purposes of this disclosure. For the year ended September 30, 2002 and 2001, basic and diluted weighted average common shares include only common shares outstanding, since there were no common share equivalents.

NOTE 3.  CAPITAL STOCK

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

NOTE 5.  INCOME TAXES

         At September 30, 2002, the Company had a net operating loss carryforward of approximately $6,757. This loss may be carried forward to offset federal income taxes in future years through the year 2022. However, if subsequently there are ownership changes in the Company, as defined in Section 382 of the Internal Revenue Code, the Company's ability to utilize net operating losses available before the ownership change may be restricted to a percentage of the market value of the Company at the time of the ownership change.

         Therefore, substantial net operating loss carryforwards could, in all likelihood, be limited or eliminated in future years due to a change in ownership as defined in the Code. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient income during the carryforward periods and no further significant changes in ownership.


         It is management's opinion that the entire deferred tax benefit of approximately $1,385, resulting from the net operating loss carryforward may not be recognized in future years. Therefore, a valuation allowance of $1,385, equal to the deferred tax benefit, has been established, resulting in no deferred tax benefits as of the balance sheet date.


NOTE 6.  GOING CONCERN AND MANAGEMENT PLANS

         As reported in the accompanying financial statements, the Company incurred net losses of $6,757 for the period from inception (January 31, 2000) to September 30, 2002. As a result, the Company has a negative working capital and a negative stockholders' equity. The ability of the Company to continue as a going concern is dependent upon its ability to consummate a business combination, which would involve the acquisition, merger, or consolidation with a company that desires to establish a public trading market for its shares. The Company anticipates meeting its cash requirements through the financial support of its management and stockholders until it completes an acquisition or merger with a company.